Form 10-K
period 2012-12-31
USChina Venture I Inc
filed 2013-02-14
CIK 1510961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: December 31, 2012.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if smaller reporting company) Small reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [x] No [ ]

The issuer's revenues for the its most recent fiscal year:  $0

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of February 14, 2013 was 25,000,000 shares.

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

PART I

Item 1: Description of Business:

USChina Venture I, Inc. ("we," "us," "our," "the Company" or "the Registrant") was incorporated in the State of Nevada on December 28, 2010.

The Company is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business. The Company was formed as a vehicle to pursue a business combination and its business purposes is to seek the acquisition of, or merger with, an existing company. This company is inactive in 2012.

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

b. Holders

As of December 31, 2012, we had one registered stockholders of our common stock on record.

c. Dividends.   None.

d. Securities Authorized for Issuance under Equity Compensation:   None.

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

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2012, the Company had no cash and no other assets. We are dependent upon our officers to meet any minimum costs that may occur. Mr. Andrew Chien the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Off-Balance Sheet Arrangements: None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk None

Item 8. Financial Statements                                                                            Consolidated Financial Statements:

                                                                                                                Balance Sheets                                                      F-1

                                                                                                                Statements of Operations                                    F-2

                                                                                                Statement of Changes in Equity                         F-3

                                                                                                Statements of Cash Flows                           F-4

                                                                                                Notes to Financial Statements                   F-5 to F-10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls:

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2012 fiscal year. This evaluation was conducted with the participation of our chief executive officers and our principal accounting officers.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

(a)	Our officer and director and additional information concerning them are as follows:

Name                  Age                              Position with the Company

Andrew Chien                    67                           President, CFO, Secretary, Director

Andrew Chien is the founder, President, CFO, Secretary, and Director of our Company since inception of December 2011. He was the former president until December 31, 2011 of USChina Channel Inc, an Over-the account Bulletins Board quoted company, since April 2006. He held directorship for USChina Venture I Inc and USChina Venture II currently, and all are public reporting, non-trading companies. He is President of USChina Channel LLC, and China Bull Management Inc, both private companies. Since 1998, Andrew Chien has been a self-employed, stock market, day-trader and investor. He has engaged in SEC forms filing work for serving this Company, USChina Channel Inc and his customers to file various SEC forms such as Form 10, S-1, and 10K, etc., since June 2006.

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

Following is the compensation table for fiscal year 2012 and 2011.

Name and principal

position                                   Year              Salary($)               Others($)                        Summary

Andrew Chien, CEO                              2012                  0                               0                                     0

                                                  2011                  0                               0                                     0

Item 12. Security Ownership of Certain Beneficial Ownership Management

We have issued shares to the following officers, directors, promoters, and beneficial owners of more than 5% of our outstanding securities on December 31,

2012.

Name                                                    Number                            Percent

                                                             Of Shares                          of Class

Andrew Chien(1)                                 25,000,000                          100%

665 Ellsworth Avenue

New Haven, CT 06511

All Officers and Directors                                 25,000,000                           100%

as a group (1 person)

-----------------------------

(1)	Andrew Chien is President, Chief Financial Officer, Secretary and Director of the Company.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principal Accountant Fees and Services.

This entity was considered as an inactive entity in year 2012 following Rule 3-11 of Regulation S - X.

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

PART IV

Item 15. Exhibits.

Reference Exhibit no.                                                        Document                                                     Location

3           3.01                                                                   Articles of Incorporation                         Filed on January 24, 2011

3            3.02                                                                     By-Laws (Amendment)                         Filed on January 24, 2011

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

101.INS                                                                           XBRL Instance Document                               Filed

101.XSD                                                                     XBRL Taxonomy Extension Schema                   Filed

101.DEF                                                              XBRL Taxonomy Extension Definition Linkbase       Filed

101.LAB                                                              XBRL Taxonomy Extension Label Linkbase               Filed

101.PRE                                                             XBRL Taxonomy Extension Presentation Linkbase     Filed

Signature:

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      USChina Venture I Inc

Dated: February 14, 2013                                                                   By: /s/ Andrew Chien

                          ------------------------

   Andrew Chien, CEO, CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                                                     Title                                                        Date

By:/s/ Andrew Chien                                   Principal Executive Officer, CEO                February 14, 2013

Andrew Chien                                              Principal Accounting Officer, CFO

                                          Financial Statements

                                            USChina Venture I Inc

                                                 Balance Sheet

                                 As of December 31, 2012 and December 31, 2011

	12/31/2012	12/31/2011
	(Unaudited)	(audited)
Cash and cash equivalent	$ -	$ -

Total Current Asset	$ -	$ -

Investment	$ -	$ -
Property	$ -	$ -
Intangible Assets	$ -	$ -
Total Assets	$ -	$ -

Liabilities and Shareholders' equity
Current Liabilities:
Total Liabilities	$ -	$ -

Commitments And Contingence
Shareholders' Equity
Common shares 25,000,000 outstanding
with par value $0.0001	$ 2,500	$ 2,500

Profits (Deficit) accumulated	$ (2,500)	$ (2,500)

Total Shareholders' Equity	$ -	$ -

Total Liabilities and Shareholders' Equity	$ -	$ -

USChina Venture I Inc

(Unaudited) Statements of Income (Loss) For

Year Ended December 31, 2012 and 2011 & 2011

From December 28,2010 (Inception) Through December 31, 2012

	Year	Year	From Inception
	ended on	ended on	12/28/2010 to
	12/31/2012	12/31/2011	12/31/2012
Revenue	$ -	$ -	$ -
Gross Profits	$ -	$ -	$ -

Operating Expenses
Selling expenses	$ -	$ -	$ -
General and administrative expenses	$ -	$ -	$ 2,500
Total Operating Expenses	$ -	$ -	$ (2,500)

Income (loss) from Operation	$ -	$ -	$ (2,500)

Other income (expenses)	$ -		$ -
Interests income (expenses)	$ -	$ -	$ -
Provision for income tax	$ -	$ -	$ -
Net income (loss)	$ -	$ -	$ -

Earning per share (EPS)
Basic and diluted net earnings per share
25,000,000 Shares O/S respectively	$ -	$ -	$ -

Weighted average number of common shares used to compute EPS:
-Basic/Diluted	25,000,000	25,000,000	25,000,000

USChina Venture I Inc

Statements of Changes in Stockholders Equity

	Common	Paid-in	Accumulated
	Shares	Capital	Profits (Loss)	Total
From Dec,28 to Dec.31, 2010
Beginning Balance, Shares
Beginning Balance, Amount
Issuance of Common Stock, Shares	25,000,000
Issuance of Common Stock, Amount		$ 2,500		$ 2,500
Net Profits (Loss)			$ (2,500)
Ending Balance, Shares	25,000,000
Ending Balance, Amount		$ 2,500	$ (2,500)	$ -

From Jan. 1 to Dec. 31, 2011
Beginning Balance, Shares	25,000,000
Beginning Balance, Amount		$ -		$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ -
Ending Balance, Shares	25,000,000	$
Ending Balance, Amount		$ 2,500	$ (2,500)	$ -

From Jan. 1 to Dec. 31, 2012
Beginning Balance, Shares	25,000,000
Beginning Balance, Amount		$ -		$ -
Issuance of Common Stock, Shares
Issuance of Common Stock, Amount		$ -		$ -
Net Profits (Loss)			$ -
Ending Balance, Shares	25,000,000	$
Ending Balance, Amount		$ 2,500	$ (2,500)	$ -

                        USChina Venture I Inc

                       Statements of Cash Flows For

                   Year Ended Dec. 31, 2012, 2011 and

              From December 28, 2010 (Inception) Through Dec. 31, 2012

                             (Unaudited)

	From	From	From Inception
	1/1/2012	12/28/2011	12/28/2010 to
	12/31/2012	12/31/2011	12/31/2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ -	$ (2,500)
	$ -	$ -	$ -
Net cash provided by operating activities	$ -	$ -	$ (2,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Private Financing by issued shares	$ -	$ -	$ 2,500
Net Cash Provided By Financial Activities	$ -	$ -	$ 2,500

Increase (decrease) in cash
Cash, beginning at the period	$ -	$ -	$ -
Cash, end at the period	$ -	$ -	$ -

Supplemental Cash Flow Information:
Interests paid:	$ -	$ -	$ -

USChina Venture I Inc.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. ORGANIZATIONS AND DESCRIPTION OF BUSINESS

USChina Venture I Inc was incorporated in Nevada on December 28, 2010, under the laws of the State of Nevada, for the purpose to serve as a vehicle to effect an asset acquisition, merger, and exchange of capital stock or other business combination with a domestic or foreign business.

The Company is in the development stage with inactive status in 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for financial assets and liabilities measured at fair value at December 31, 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from December 28, 2010 (inception) through December 31, 2012.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2012.

3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had minimal operations during the period from December 28, 2010 (date of inception) to December 31, 2012 and generated no revenues with operation loss of $2,500 or $(0) per share, and the Company's current asset of $0 is not sufficient to cover the operating expenses for the next twelve months.

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

     None

5. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2012:

Common stock, $0.0001 par value; 75,000,000 shares authorized; 25,000,000 shares issued and outstanding.

6. INCOME TAXES

                                   As of December 31, 2012

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

7. NET OPERATING LOSSES

As of December 31, 2012, the Company has a net operating loss carryforward of $ 2,500, including $0 generated in this year. Net operating loss carryforward expires twenty years from the date the loss was incurred.